Form 10-Q
period 2014-02-28
KWIK FILL CORP; UNITED JET CENTER INC; UNITED REFINING CO /PA/; COUNTRY FAIR INC; VULCAN ASPHALT REFINING CORP; PPC INC; BELL OIL CORP; KIANTONE PIPELINE CORP; UNITED REFINING CO; KIANTONE PIPELINE CO
filed 2014-04-14
CIK 1045541, 1045542, 1040270, 1171162, 1045546, 1045544, 1045543, 830253, 101462, 1045539

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-06198

UNITED REFINING COMPANY (Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street
Warren, Pennsylvania	16365
(Address of principal executive office)	(Zip Code)

814-723-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 14, 2014, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	February 28, 2014 (Unaudited)	August 31, 2013
Assets
Current:
Cash and cash equivalents	$172,340	$158,537
Accounts receivable, net	98,039	125,196
Refundable income taxes	—	20,890
Inventories, net	225,568	130,966
Prepaid expenses and other assets	30,781	42,093

Total current assets	526,728	477,682
Property, plant and equipment, net	299,563	289,132
Deferred financing costs, net	4,189	4,803
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	1,004	1,057
Deferred turnaround costs and other assets, net	10,575	11,772

	$853,908	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,705	$1,592
Accounts payable	51,368	54,170
Accrued liabilities	15,288	18,715
Income taxes payable	24,904	8,587
Sales, use and fuel taxes payable	18,652	19,247
Deferred income taxes	365	365
Amounts due to affiliated companies, net	81	434

Total current liabilities	112,363	103,110
Long term debt: less current installments	238,210	237,114
Deferred income taxes	30,740	29,193
Deferred retirement benefits	66,555	69,675

Total liabilities	447,868	439,092

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—

Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	157,251	159,844
Retained earnings	242,106	190,333
Accumulated other comprehensive loss	(7,433)	(7,090)

Total stockholder’s equity	406,040	357,203

	$853,908	$796,295

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations – (Unaudited)

(in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net sales	$773,719	$870,109	$1,665,434	$1,827,171

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and (gains)/losses on derivative contracts)	622,961	708,389	1,461,126	1,507,274
(Gains)/losses on derivative contracts	—	(365)	—	2,319
Selling, general and administrative expenses	41,781	40,696	82,927	81,510
Depreciation and amortization expenses	7,140	6,566	14,130	13,422

	671,882	755,286	1,558,183	1,604,525

Operating income	101,837	114,823	107,251	222,646

Other expense:
Interest expense, net	(6,569)	(9,928)	(13,103)	(19,080)
Other, net	(733)	(699)	(1,397)	(1,588)

	(7,302)	(10,627)	(14,500)	(20,668)

Income before income tax expense	94,535	104,196	92,751	201,978
Income tax expense	36,865	40,634	36,168	78,769

Net income	$57,670	$63,562	$56,583	$123,209

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – (Unaudited)

(in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net income	$57,670	$63,562	$56,583	$123,209
Other comprehensive (loss) income, net of taxes:
Unrecognized post retirement (loss) income, net of taxes of $(120) and $137 for the three months ended February 28, 2014 and 2013, respectively and $(239) and $274 for the six months ended February 28, 2014 and 2013, respectively	(171)	196	(343)	393

Other comprehensive (loss) income	(171)	196	(343)	393

Total comprehensive income	$57,499	$63,758	$56,240	$123,602

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Six Months Ended February 28,
	2014	2013
Cash flows from operating activities:
Net income	$56,583	$123,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,286	14,205
Deferred income taxes	1,786	2,152
Loss on asset dispositions	13	590
Cash used in working capital items	(26,103)	(83,414)
Change in operating assets and liabilities:
Other assets, net	338	327
Deferred retirement benefits	(3,702)	(2,380)

Total adjustments	(12,382)	(68,520)

Net cash provided by operating activities	44,201	54,689

Cash flows from investing activities:
Additions to property, plant and equipment	(20,353)	(14,310)
Additions to deferred turnaround costs	(3,124)	(209)
Proceeds from asset dispositions	56	—

Net cash used in investing activities	(23,421)	(14,519)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,426	—
Dividends to preferred shareholder and stockholder	(4,810)	(60,277)
Principal reductions of long-term debt	(1,000)	(793)
Distribution to parent under the tax sharing agreement	(2,593)	—

Net cash used in financing activities	(6,977)	(61,070)

Net increase (decrease) in cash and cash equivalents	13,803	(20,900)
Cash and cash equivalents, beginning of year	158,537	137,540

Cash and cash equivalents, end of period	$172,340	$116,640

Cash provided by (used in) working capital items:
Accounts receivable, net	$27,157	$11,073
Inventories, net	(94,602)	(46,804)
Prepaid expenses and other assets	11,312	(29,738)
Refundable income taxes	20,890	—
Amounts due to affiliated companies, net	(353)	(409)
Accounts payable	(2,802)	12,710
Derivative liability	—	(9,098)
Accrued liabilities	(3,427)	(2,971)
Income taxes payable	16,317	(12,204)
Sales, use, and fuel taxes payable	(595)	(5,973)

Total change	$(26,103)	$(83,414)

Cash paid during the period for:
Interest	$12,755	$19,299
Income taxes	$16,151	$89,014

Non-cash investing activities:
Property additions & capital leases	$241	$950

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, United Biofuels, Inc. and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment operates a network of Company operated retail units under the Red Apple Food Mart® and Country Fair® brand names selling petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names, as well as convenience and grocery items.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corp., which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2013.

2.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the lower of cost or market or replacement cost and include various parts for the refinery operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Inventories consist of the following:

	February 28, 2014	August 31, 2013
	(in thousands)
Crude Oil	$50,785	$21,344
Petroleum Products	123,333	60,094

Total @ LIFO	174,118	81,438

Merchandise	23,983	24,002
Supplies	27,467	25,526

Total @ FIFO	51,450	49,528

Total Inventory	$225,568	$130,966

As of February 28, 2014 and August 31, 2013, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $57,670,000 and $108,984,000, respectively.

3.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net Sales
Retail	$392,756	$396,227	$806,484	$832,574
Wholesale	380,963	473,882	858,950	994,597

	$773,719	$870,109	$1,665,434	$1,827,171

Intersegment Sales
Wholesale	$203,890	$213,089	$417,591	$442,108

Operating Income (Loss)
Retail	$(5,915)	$(8,653)	$(4,530)	$(4,663)
Wholesale	107,752	123,476	111,781	227,309

	$101,837	$114,823	$107,251	$222,646

Depreciation and Amortization
Retail	$1,578	$1,468	$3,139	$2,925
Wholesale	5,562	5,098	10,991	10,497

	$7,140	$6,566	$14,130	$13,422

Capital Expenditures (including non-cash)
Retail	$2,231	$5,863	$5,309	$8,749
Wholesale	7,008	2,928	15,285	6,511

	$9,239	$8,791	$20,594	$15,260

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

	February 28, 2014	August 31, 2013
Total Assets
Retail	$176,905	$182,662
Wholesale	677,003	613,633

	$853,908	$796,295

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Subsidiary Guarantors

All of the Company’s wholly-owned subsidiaries fully and unconditionally guarantee on an unsecured basis, on a joint and several basis, the Company’s 10.50% Senior Secured Notes due 2018. There are no restrictions within the consolidated group on the ability of the Company or any of its subsidiaries to obtain loans from or pay dividends to other members of the consolidated group. Financial information of the Company’s wholly-owned subsidiary guarantors is as follows:

Condensed Consolidating Balance Sheets

(in thousands)

	February 28, 2014				August 31, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$158,396	$13,944	$—	$172,340	$141,386	$17,151	$—	$158,537
Accounts receivable, net	63,229	34,810	—	98,039	83,800	41,396	—	125,196
Refundable income taxes	—	—	—	—	21,944	(1,054)	—	20,890
Inventories, net	197,016	28,552	—	225,568	101,891	29,075	—	130,966
Prepaid expenses and other assets	25,497	5,284	—	30,781	37,860	4,233	—	42,093
Intercompany	138,062	4,419	(142,481)	—	133,159	6,545	(139,704)	—

Total current assets	582,200	87,009	(142,481)	526,728	520,040	97,346	(139,704)	477,682
Property, plant and equipment, net	185,630	113,933	—	299,563	179,326	109,806	—	289,132
Deferred financing costs, net	4,189	—	—	4,189	4,803	—	—	4,803
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	1,004	—	1,004	—	1,057	—	1,057
Deferred turnaround costs & other assets	7,975	2,600	—	10,575	9,055	2,717	—	11,772
Investment in subsidiaries	24,495	—	(24,495)	—	27,503	—	(27,503)	—

	$804,489	$216,395	$(166,976)	$853,908	$740,727	$222,775	$(167,207)	$796,295

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$697	$1,008	$—	$1,705	$836	$756	$—	$1,592
Accounts payable	31,799	19,569	—	51,368	31,625	22,545	—	54,170
Accrued liabilities	9,372	5,916	—	15,288	12,399	6,316	—	18,715
Income taxes payable	26,907	(2,003)	—	24,904	8,242	345	—	8,587
Sales, use and fuel taxes payable	14,763	3,889	—	18,652	14,933	4,314	—	19,247
Deferred income taxes	1,734	(1,369)	—	365	1,734	(1,369)	—	365
Amounts due to affiliated companies, net	—	81		81	(169)	603	—	434
Intercompany	—	142,481	(142,481)	—	—	139,704	(139,704)	—

Total current liabilities	85,272	169,572	(142,481)	112,363	69,600	173,214	(139,704)	103,110
Long term debt: less current installments	232,635	5,575	—	238,210	232,180	4,934	—	237,114
Deferred income taxes	16,101	14,639	—	30,740	14,325	14,868	—	29,193
Deferred retirement benefits	64,441	2,114	—	66,555	67,419	2,256	—	69,675

Total liabilities	398,449	191,900	(142,481)	447,868	383,524	195,272	(139,704)	439,092

Commitment and contingencies
Stockholder’s equity
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Preferred stock; $1,000 par value share – shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116	14,116	—	—	14,116
Additional paid-in capital	157,251	16,626	(16,626)	157,251	159,844	16,626	(16,626)	159,844
Retained earnings	242,106	9,177	(9,177)	242,106	190,333	12,253	(12,253)	190,333
Accumulated other comprehensive loss	(7,433)	(1,326)	1,326	(7,433)	(7,090)	(1,394)	1,394	(7,090)

Total stockholder’s equity	406,040	24,495	(24,495)	406,040	357,203	27,503	(27,503)	357,203

	$804,489	$216,395	$(166,976)	$853,908	$740,727	$222,775	$(167,207)	$796,295

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Operations

(in thousands)

	Three Months Ended February 28, 2014				Three Months Ended February 28, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$584,853	$393,881	$(205,015)	$773,719	$686,971	$397,485	$(214,347)	$870,109

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and gains on derivative contracts)	464,875	363,101	(205,015)	622,961	552,173	370,563	(214,347)	708,389
Gains on derivative contracts	—	—	—	—	(365)	—	—	(365)
Selling, general and administrative expenses	6,473	35,308	—	41,781	6,571	34,125	—	40,696
Depreciation and amortization expenses	5,306	1,834	—	7,140	4,887	1,679	—	6,566

	476,654	400,243	(205,015)	671,882	563,266	406,367	(214,347)	755,286

Operating income (loss)	108,199	(6,362)	—	101,837	123,705	(8,882)	—	114,823

Other income (expense):
Interest expense, net	(6,331)	(238)	—	(6,569)	(9,803)	(125)	—	(9,928)
Other, net	(872)	139	—	(733)	(842)	143	—	(699)
Equity in net loss of subsidiaries	(3,742)	—	3,742	—	(5,850)	—	5,850	—

	(10,945)	(99)	3,742	(7,302)	(16,495)	18	5,850	(10,627)

Income (loss) before income tax expense (benefit)	97,254	(6,461)	3,742	94,535	107,210	(8,864)	5,850	104,196
Income tax expense (benefit)	39,584	(2,719)	—	36,865	43,648	(3,014)	—	40,634

Net income (loss)	$57,670	$(3,742)	$3,742	$57,670	$63,562	$(5,850)	$5,850	$63,562

	Six Months Ended February 28, 2014				Six Months Ended February 28, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,276,541	$808,887	$(419,994)	$1,665,434	$1,436,705	$835,053	$(444,587)	$1,827,171

Costs and expenses:
Costs of goods sold (exclusive of depreciation, amortization and losses on derivative contracts)	1,140,600	740,520	(419,994)	1,461,126	1,184,009	767,852	(444,587)	1,507,274
Losses on derivative contracts	—	—	—	—	2,319	—	—	2,319
Selling, general and administrative expenses	13,004	69,923	—	82,927	12,484	69,026	—	81,510
Depreciation and amortization expenses	10,479	3,651	—	14,130	10,074	3,348	—	13,422

	1,164,083	814,094	(419,994)	1,558,183	1,208,886	840,226	(444,587)	1,604,525

Operating income (loss)	112,458	(5,207)	—	107,251	227,819	(5,173)	—	222,646

Other income (expense):
Interest expense, net	(12,629)	(474)	—	(13,103)	(18,833)	(247)	—	(19,080)
Other, net	(1,720)	323	—	(1,397)	(1,910)	322	—	(1,588)
Equity in net loss of subsidiaries	(3,076)	—	3,076	—	(3,529)	—	3,529	—

	(17,425)	(151)	3,076	(14,500)	(24,272)	75	3,529	(20,668)

Income (loss) before income tax expense (benefit)	95,033	(5,358)	3,076	92,751	203,547	(5,098)	3,529	201,978
Income tax expense (benefit)	38,450	(2,282)	—	36,168	80,338	(1,569)	—	78,769

Net income (loss)	$56,583	$(3,076)	$3,076	$56,583	$123,209	$(3,529)	$3,529	$123,209

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Six Months Ended February 28, 2014				Six Months Ended February 28, 2013
	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries
Net cash provided by operating activities	$40,636	$3,565	$—	$44,201	$50,772	$3,917	$—	$54,689

Cash flows from investing activities:
Additions to property, plant and equipment	(12,798)	(7,555)	—	(20,353)	(4,740)	(9,570)	—	(14,310)
Additions to deferred turnaround costs	(3,014)	(110)	—	(3,124)	(163)	(46)	—	(209)
Proceeds from asset dispositions	56	—	—	56	—	—	—	—

Net cash used in investing activities	(15,756)	(7,665)	—	(23,421)	(4,903)	(9,616)	—	(14,519)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,426	—	1,426	—	—	—	—
Dividends to preferred shareholder and stockholder	(4,810)	—	—	(4,810)	(60,277)	—	—	(60,277)
Principal reductions of long-term debt	(467)	(533)	—	(1,000)	(517)	(276)	—	(793)
Distribution to parent under the tax sharing agreement	(2,593)	—	—	(2,593)	—	—	—	—

Net cash (used in) provided by financing activities	(7,870)	893	—	(6,977)	(60,794)	(276)	—	(61,070)

Net increase (decrease) in cash and cash equivalents	17,010	(3,207)	—	13,803	(14,925)	(5,975)	—	(20,900)
Cash and cash equivalents, beginning of year	141,386	17,151	—	158,537	122,219	15,321	—	137,540

Cash and cash equivalents, end of period	$158,396	$13,944	$—	$172,340	$107,294	$9,346	$—	$116,640

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Employee Benefit Plans

For the periods ended February 28, 2014 and 2013, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
	(in thousands)
Service cost	$149	$164	$298	$328
Interest cost on benefit obligation	1,311	1,279	2,622	2,565
Expected return on plan assets	(1,403)	(1,462)	(2,806)	(2,932)
Amortization and deferral of net loss	176	335	351	670

Net periodic benefit cost	$233	$316	$465	$631

	Other Post-Retirement Benefits
	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
	(in thousands)
Service cost	$193	$235	$387	$473
Interest cost on benefit obligation	518	471	1,036	947
Amortization and deferral of net loss	(465)	31	(930)	62

Net periodic benefit cost	$246	$737	$493	$1,482

As of February 28, 2014, $3,396,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2014.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at February 28, 2014 and August 31, 2013 by $28,041,000 and $26,642,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows; and

•	future operating results and financial condition.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we become aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2014. The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the second quarter of fiscal 2014 was $22.92. Through March 31, 2014 the indicated lagged crackspread for the third quarter ending May 31, 2014 was $21.86, a $1.06 decrease from the average for the second quarter of fiscal 2014.

The scheduled turnaround of the two major refinery units (the crude unit and the FCC), which occurs every three to five years, began on March 17, 2014 and should be completed within five weeks. The turnaround may negatively impact the Company’s operating results for the third quarter of fiscal 2014.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through Company-owned gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but does not serve to predict the Company’s future performance.

Retail Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales
Petroleum	$330,749	$333,847	$676,461	$702,634
Merchandise and other	62,007	62,380	130,023	129,940

Total Net Sales	$392,756	$396,227	$806,484	$832,574
Costs of goods sold	$361,878	$369,390	$738,155	$765,504
Selling, general and administrative expenses	35,215	34,022	69,720	68,808
Depreciation and amortization expenses	1,578	1,468	3,139	2,925

Segment Operating Loss	$(5,915)	$(8,653)	$(4,530)	$(4,663)

Retail Operating Data:
Petroleum sales (thousands of gallons)	91,657	90,828	189,131	185,874
Petroleum margin (a)	$15,363	$10,869	$35,756	$34,068
Petroleum margin ($/gallon) (b)	.1676	.1197	.1891	.1833
Merchandise and other margins	$15,515	$15,971	$32,573	$33,004
Merchandise margin (percent of sales)	25.0%	25.6%	25.1%	25.4%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended February 28, 2014 and 2013

Net Sales

Retail sales decreased during the fiscal quarter ended February 28, 2014 by $3.4 million or .9% from the comparable period in fiscal 2013 from $396.2 million to $392.8 million. The decrease was primarily due to $3.1 million in petroleum sales and $.3 million in merchandise sales. The petroleum sales decrease resulted from a 1.8% decrease in retail selling prices per gallon offset by a .8 million gallon or a .9% increase in retail petroleum volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended February 28, 2014 by $7.5 million or 2.0% from the comparable period in fiscal 2013 from $369.4 million to $361.9 million. The decrease was primarily due to $8.0 million in petroleum purchase prices and freight cost of $2.3 million, offset by an increase in merchandise cost of $.1 million and fuel tax of $2.7 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses increased during the fiscal quarter ended February 28, 2014 by $1.2 million or 3.5% for the comparable period in fiscal 2013 from $34.0 million to $35.2 million. The increase was due to payroll costs of $.4 million, maintenance costs of $.4 million, supplies cost of $.2 million and credit costs of $.2 million.

Comparison of Six Months Ended February 28, 2014 and 2013

Net Sales

Retail sales decreased during the six months ended February 28, 2014 by $26.1 million or 3.1% for the comparable period in fiscal 2013 from $832.6 million to $806.5 million. The decrease was primarily due to $26.2 million in petroleum sales, offset by an increase of $.1 million in merchandise sales. The petroleum sales decrease resulted from a 5.4% decrease in retail selling prices per gallon offset by a 3.3 million gallon or 1.8% increase in sales volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the six months ended February 28, 2014 by $27.3 million or 3.6% for the comparable period in fiscal 2013 from $765.5 million to $738.2 million. The decrease was primarily due to $26.7 million in petroleum purchase prices and freight costs of $5.2 million, offset by an increase in merchandise costs of $.5 million and fuel taxes of $4.1 million.

Selling, General and Administrative Expenses

Retail SG&A expenses increased during the six months ended February 28, 2014 by $.9 million or 1.3% for the comparable period in fiscal 2013 from $68.8 million to $69.7 million. The increase was due to payroll costs of $.5 million, credit/customer service costs of $.1 million, supplies cost of $.3 million and maintenance costs of $.5 million, offset by a decrease in pension/post-retirement costs of $.2 million and environmental costs of $.3 million.

Wholesale Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales (a)	$380,963	$473,882	$858,950	$994,597
Costs of goods sold (exclusive of depreciation and amortization and losses /(gains) on derivative contracts)	261,083	338,999	722,971	741,770
Losses / (gains) on derivative contracts	—	(365)	—	2,319
Selling, general and administrative expenses	6,566	6,674	13,207	12,702
Depreciation and amortization expenses	5,562	5,098	10,991	10,497

Segment Operating Income	$107,752	$123,476	$111,781	$227,309

Key Wholesale Operating Statistics:

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,420	2,699	5,132	5,264
Distillates	1,236	1,405	2,637	2,827
Asphalt	1,697	1,908	3,687	3,714
Butane, propane, residual products, internally produced fuel and other (“Other”)	642	550	1,190	1,081

Total Product Yield	5,995	6,562	12,646	12,886

% Heavy Crude Oil of Total Refinery Throughput (b)	61%	61%	62%	60%
Crude throughput (thousand barrels per day)	59.7	66.2	63.5	65.8

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,346	1,614	2,785	3,201
Distillates	880	1,160	1,969	2,341
Asphalt	1,295	1,555	3,226	3,329
Other	199	164	464	369

Total Product Sales Volume	3,720	4,493	8,444	9,240

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$152,000	$192,451	$314,894	$389,976
Distillates	119,896	155,116	260,177	317,508
Asphalt	96,190	117,028	254,599	266,415
Other	12,877	9,287	29,280	20,698

Total Product Sales	$380,963	$473,882	$858,950	$994,597

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended February 28, 2014 and 2013

Net Sales

Wholesale sales decreased during the three months ended February 28, 2014 by $92.9 million or 19.6% from the comparable period in fiscal 2013 from $473.9 million to $381.0 million. The decrease was due to a 2.9% decrease in wholesale prices and a 17.2% decrease in wholesale volumes. The decrease in sales volume was the result of reducing incremental sales volume and using that production to build inventory for the turnaround.

Costs of Goods Sold (exclusive of depreciation and amortization and losses / (gains) on derivative contracts)

Wholesale costs of goods sold decreased during the three months ended February 28, 2014 by $77.9 million or 23.0% from the comparable period in fiscal 2013 from $339.0 million to $261.1 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost and volume of raw materials.

Losses / (Gains) on Derivative Contracts

For the three months ended February 28, 2014 and 2013, the Company recognized $0 and $(.4) million of gains in its Consolidated Statement of Operations, respectively. All derivatives were settled by December 31, 2012.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the three months ended February 28, 2014 and fiscal 2013.

Comparison of Six Months Ended February 28, 2014 and 2013

Net Sales

Wholesale sales decreased during the six months ended February 28, 2014 by $135.6 million or 13.6% from the comparable period in fiscal 2013 from $994.6 million to $859.0 million. The decrease was due to a 5.5% decrease in wholesale prices and 8.6% decrease in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization and losses / (gains) on derivative contracts)

Wholesale costs of goods sold decreased during the six months ended February 28, 2014 by $18.8 million or 2.5% for the comparable period in fiscal 2013 from $741.8 million to $723.0 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the cost and volume of raw materials.

Losses / (Gains) on Derivative Contracts

For the six months ended February 28, 2014 and 2013, the Company recognized $0 and $2.3 million of losses in its Consolidated Statement of Operations, respectively. All derivatives were settled by December 31, 2012.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the six months ended February 28, 2014 and fiscal 2013.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) decreased during the three months ended February 28, 2014 by $3.3 million for the comparable period for fiscal 2013 from $9.9 million to $6.6 million. The decrease was due to the partial redemption in August 2013 of 10.500% First Priority Senior Secured Notes due 2018.

Net interest expense (interest expense less interest income) decreased during the six months ended February 28, 2014 by $6.0 million for the comparable period for fiscal 2013 from $19.1 million to $13.1 million. The decrease was due to the partial redemption in August 2013 of 10.500% First Priority Senior Secured Notes due 2018.

Income Tax Expense

The Company’s effective tax rate for the three months and six months ended February 28, 2014 and 2013 remained approximately 39%.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions.

The following table summarizes selected measures of liquidity and capital sources (in thousands):

February 28, 2014
Cash and cash equivalents	$172,340
Working capital	$414,365
Current ratio	4.7
Debt	$239,915

Primary sources of liquidity have been cash and cash equivalents, and borrowing availability under our revolving credit facility (the “Amended and Restated Revolving Credit Facility”) with PNC Bank, N.A. as Administrator (the “Agent Bank”). We believe available capital resources are adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets.

Significant Uses of Cash

The changes in cash for the six months ended February 28, 2014 were as follows. The cash used in working capital is shown below:

Six Months Ended February 28, 2014
(in millions)
Cash used in working capital items:
Accounts receivable decrease	$27.2
Refundable income tax decrease	20.9
Income taxes payable increase	16.3
Prepaid expense decrease	11.3
Inventory increase	(94.6)
Accrued liabilities decrease	(3.4)
Accounts payable decrease	(2.8)
Sales, use and fuel taxes payable decrease	(.6)
Amounts due from affiliated companies, net	(.4)

Total change	$(26.1)

The increase of available cash on hand of $13.8 million, includes the $1.4 million of net cash received from capital lease proceeds. Other cash uses included:

•	Fund operating activities used in working capital items of $26.1 million

•	Fund capital expenditures and deferred turnaround costs of $23.4 million

•	Distribution to parent under tax sharing agreement of $2.6 million

•	Dividends to preferred shareholder and stockholder of $4.8 million

•	Scheduled long-term debt repayments of $1.0 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2014 at this time.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on May 18, 2016. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate or the Federal Funds Open Rate plus 1.5%; or the Daily LIBOR rate plus 3%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.75% to 3.25%. The Agent Bank’s prime rate at February 28, 2014 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.8 million as of February 28, 2014 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $166.2 million. As of April 14, 2014, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $8.8 million, resulting in a net availability of $166.2 million and the Company had full access to it. The Company’s working capital ratio was 4.7 as of February 28, 2014.

Although we are not aware of any pending circumstances which would change our expectation, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in the winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of April 14, 2014, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Consolidated Statement of Operations.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2014

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance