Form 10-Q
period 2015-05-31
KWIK FILL CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; PPC INC; COUNTRY FAIR INC; UNITED REFINING CO; KIANTONE PIPELINE CO; UNITED REFINING CO /PA/; UNITED JET CENTER INC; SUPER TEST PETROLEUM INC; BELL OIL CORP
filed 2015-07-15
CIK 1045541, 1045547, 1045544, 1171162, 101462, 1045539, 1040270, 1045542, 1045545, 1045543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 15, 2015, there were 100 shares of common stock, par value $.10 per share, of the Registrant outstanding.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

FORM 10-Q – CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	May 31, 2015 (Unaudited)	August 31, 2014
Assets
Current:
Cash and cash equivalents	$146,259	$99,037
Accounts receivable, net	74,701	92,391
Refundable income taxes	10,912	6,000
Inventories, net	189,000	151,472
Prepaid income taxes	—	13,674
Prepaid expenses and other assets	22,010	67,168

Total current assets	442,882	429,742
Property, plant and equipment, net	332,579	317,519
Deferred financing costs, net	2,654	3,575
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	901	951
Deferred integrity and replacement costs, net	60,204	64,916
Deferred turnaround costs and other assets, net	34,114	41,912

	$885,183	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$1,500	$1,551
Accounts payable	43,765	91,881
Accrued liabilities	22,041	18,691
Income taxes payable	7,646	—
Sales, use and fuel taxes payable	23,751	20,550
Deferred income taxes	2,810	2,810
Amounts due to affiliated companies, net	359	1,521

Total current liabilities	101,872	137,004
Long term debt: less current installments	237,986	237,974
Deferred income taxes	67,034	44,140
Deferred retirement benefits	62,863	67,121

Total liabilities	469,755	486,239

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	14,116
Additional paid-in capital	156,810	156,810
Retained earnings	254,809	222,495
Accumulated other comprehensive loss	(10,307)	(9,196)

Total stockholder’s equity	415,428	384,225

	$885,183	$870,464

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Income – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net sales	$602,877	$784,269	$2,008,478	$2,449,703

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	485,906	722,327	1,741,703	2,183,453
Selling, general and administrative expenses	42,073	41,942	124,069	124,869
Depreciation and amortization expenses	10,444	7,199	31,321	21,329

	538,423	771,468	1,897,093	2,329,651

Operating income	64,454	12,801	111,385	120,052

Other expense:
Interest expense, net	(6,639)	(6,597)	(19,929)	(19,700)
Other, net	(907)	(905)	(3,064)	(2,302)

	(7,546)	(7,502)	(22,993)	(22,002)

Income before income tax expense	56,908	5,299	88,392	98,050
Income tax expense	22,201	2,067	34,468	38,235

Net income	$34,707	$3,232	$53,924	$59,815

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income – (Unaudited)

(in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net income	$34,707	$3,232	$53,924	$59,815
Other comprehensive loss, net of taxes:
Unrecognized post retirement loss, net of taxes of $(236) and $(119) for the three months ended May 31, 2015 and 2014, respectively and $(710) and $(358) for the nine months ended May 31, 2015 and 2014, respectively	(371)	(172)	(1,111)	(515)

Other comprehensive loss	(371)	(172)	(1,111)	(515)

Total comprehensive income	$34,336	$3,060	$52,813	$59,300

See accompanying notes to consolidated financial statements.

UNITED REFINING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (Unaudited)

(in thousands)

	Nine Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net income	$53,924	$59,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,163	23,074
Deferred income taxes	23,604	2,225
Loss on asset dispositions	771	1,045
Cash provided by (used in) working capital items	27,631	(87,364)
Change in operating assets and liabilities:
Other assets, net	306	507
Deferred retirement benefits	(6,079)	(5,152)

Total adjustments	79,396	(65,665)

Net cash provided by (used in) operating activities	133,320	(5,850)

Cash flows from investing activities:
Additions to property, plant and equipment	(31,202)	(36,608)
Additions to amortizable intangible assets	(100)	—
Additions to deferred turnaround costs	(3,318)	(32,219)
Additions to deferred integrity and replacement costs	(28,630)	—
Proceeds from asset dispositions	7	58

Net cash used in investing activities	(63,243)	(68,769)

Cash flows from financing activities:
Dividends to preferred shareholder and stockholder	(21,610)	(35,218)
Proceeds from issuance of long-term debt	—	1,426
Principal reductions of long-term debt	(1,245)	(1,500)
Distribution to parent under the tax sharing agreement	—	(2,593)

Net cash used in financing activities	(22,855)	(37,885)

Net increase (decrease) in cash and cash equivalents	47,222	(112,504)
Cash and cash equivalents, beginning of year	99,037	158,537

Cash and cash equivalents, end of period	$146,259	$46,033

Cash provided by (used in) working capital items:
Accounts receivable, net	$17,690	$17,178
Refundable income taxes	(4,912)	20,890
Inventories, net	(37,528)	(117,261)
Prepaid income taxes	13,674	(6,532)
Prepaid expenses and other assets	45,158	(15,043)
Amounts due from/to affiliated companies, net	(1,162)	389
Accounts payable	(19,486)	11,099
Accrued liabilities	3,350	6,057
Income taxes payable	7,646	(8,587)
Sales, use, and fuel taxes payable	3,201	4,446

Total change	$27,631	$(87,364)

Cash paid during the period for:
Interest	$12,893	$12,954
Income taxes	$396	$48,950

Non-cash investing activities:
Property additions & capital leases	$285	$241

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2014.

2.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the Last-in, First-out (LIFO) method for crude oil and petroleum product inventories and the First-in, First-out (FIFO) method for merchandise. Supply inventories are stated at either the lower of cost or market or replacement cost and include various parts for the refinery operations.

Inventories consist of the following:

	May 31, 2015	August 31, 2014
	(in thousands)
Crude Oil	$33,879	$36,667
Petroleum Products	100,287	63,252

Total @ LIFO	134,166	99,919

Merchandise	24,159	23,983
Supplies	30,675	27,570

Total @ FIFO	54,834	51,553

Total Inventory	$189,000	$151,472

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

As of May 31, 2015 the replacement cost of LIFO inventories was less than their LIFO carrying values by approximately $1,923,000. At August 31, 2014 the replacement cost of LIFO inventories exceeded their LIFO carrying value by approximately $109,711,000.

3.	Segments of Business

Intersegment revenues are calculated using market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net Sales
Retail	$320,740	$436,564	$998,562	$1,243,048
Wholesale	282,137	347,705	1,009,916	1,206,655

	$602,877	$784,269	$2,008,478	$2,449,703

Intersegment Sales
Wholesale	$134,881	$240,360	$431,487	$657,951

Operating Income (Loss)
Retail	$(1,249)	$3,238	$16,550	$(1,292)
Wholesale	65,703	9,563	94,835	121,344

	$64,454	$12,801	$111,385	$120,052

Depreciation and Amortization
Retail	$1,821	$1,610	$5,377	$4,749
Wholesale	8,623	5,589	25,944	16,580

	$10,444	$7,199	$31,321	$21,329

	May 31, 2015	August 31, 2014
Total Assets	$177,243	$186,277
Retail	707,940	684,187

Wholesale	$885,183	$870,464

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

4.	Subsidiary Guarantors

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

Condensed Consolidating Balance Sheets

(in thousands)

	May 31, 2015				August 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Assets
Current:
Cash and cash equivalents	$132,450	$13,809	$—	$146,259	$79,356	$19,681	$—	$99,037
Accounts receivable, net	42,812	31,889	—	74,701	51,452	40,939	—	92,391
Refundable income taxes	10,912	—	—	10,912	6,000	—	—	6,000
Inventories, net	160,013	28,987	—	189,000	122,161	29,311	—	151,472
Prepaid income taxes	—	—	—	—	16,918	(3,244)	—	13,674
Prepaid expenses and other assets	16,981	5,029	—	22,010	62,889	4,279	—	67,168
Intercompany	117,556	(6,386)	(111,170)	—	127,105	1,116	(128,221)	—

Total current assets	480,724	73,328	(111,170)	442,882	465,881	92,082	(128,221)	429,742
Property, plant and equipment, net	208,634	123,945	—	332,579	199,703	117,816	—	317,519
Deferred financing costs, net	2,654	—	—	2,654	3,575	—	—	3,575
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	901	—	901	—	951	—	951
Deferred integrity and replacement costs, net	60,204	—	—	60,204	64,916	—	—	64,916
Deferred turnaround costs & other assets	29,057	5,057	—	34,114	39,302	2,610	—	41,912
Investment in subsidiaries	44,706	—	(44,706)	—	35,811	—	(35,811)	—

	$825,979	$215,080	$(155,876)	$885,183	$809,188	$225,308	$(164,032)	$870,464

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$500	$1,000	$—	$1,500	$519	$1,032	$—	$1,551
Accounts payable	22,902	20,863	—	43,765	64,965	26,916	—	91,881
Accrued liabilities	15,356	6,685	—	22,041	12,315	6,376	—	18,691
Income taxes payable	3,881	3,765	—	7,646	—	—	—	—
Sales, use and fuel taxes payable	18,900	4,851	—	23,751	16,037	4,513	—	20,550
Deferred income taxes	3,770	(960)	—	2,810	3,770	(960)	—	2,810
Amounts due to affiliated companies, net	—	359	—	359	—	1,521	—	1,521
Intercompany	—	111,170	(111,170)	—	—	128,221	(128,221)	—

Total current liabilities	65,309	147,733	(111,170)	101,872	97,606	167,619	(128,221)	137,004
Long term debt: less current installments	233,716	4,270	—	237,986	232,946	5,028	—	237,974
Deferred income taxes	50,023	17,011	—	67,034	28,816	15,324	—	44,140
Deferred retirement benefits	61,503	1,360	—	62,863	65,595	1,526	—	67,121

Total liabilities	410,551	170,374	(111,170)	469,755	424,963	189,497	(128,221)	486,239

Commitment and contingencies
Stockholder’s equity
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Series A Preferred stock; $1,000 par value per share – shares authorized 25,000; issued and outstanding 14,116	14,116	—	—	14,116	14,116	—	—	14,116
Additional paid-in capital	156,810	16,626	(16,626)	156,810	156,810	16,626	(16,626)	156,810
Retained earnings	254,809	28,987	(28,987)	254,809	222,495	20,143	(20,143)	222,495
Accumulated other comprehensive loss	(10,307)	(925)	925	(10,307)	(9,196)	(976)	976	(9,196)

Total stockholder’s equity	415,428	44,706	(44,706)	415,428	384,225	35,811	(35,811)	384,225

	$825,979	$215,080	$(155,876)	$885,183	$809,188	$225,308	$(164,032)	$870,464

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Income

(in thousands)

	Three Months Ended May 31, 2015				Three Months Ended May 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$417,018	$321,909	$(136,050)	$602,877	$588,065	$437,393	$(241,189)	$784,269

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	336,576	285,380	(136,050)	485,906	566,498	397,018	(241,189)	722,327
Selling, general and administrative expenses	6,006	36,067	—	42,073	6,201	35,741	—	41,942
Depreciation and amortization expenses	8,332	2,112	—	10,444	5,333	1,866	—	7,199

	350,914	323,559	(136,050)	538,423	578,032	434,625	(241,189)	771,468

Operating income (loss)	66,104	(1,650)	—	64,454	10,033	2,768	—	12,801

Other income (expense):
Interest expense, net	(6,403)	(236)	—	(6,639)	(6,347)	(250)	—	(6,597)
Other, net	(586)	(321)	—	(907)	(818)	(87)	—	(905)
Equity in net (loss) income of subsidiaries	(1,070)	—	1,070	—	1,283	—	(1,283)	—

	(8,059)	(557)	1,070	(7,546)	(5,882)	(337)	(1,283)	(7,502)

Income (loss) before income tax expense (benefit)	58,045	(2,207)	1,070	56,908	4,151	2,431	(1,283)	5,299
Income tax expense (benefit)	23,338	(1,137)	—	22,201	919	1,148	—	2,067

Net income (loss)	$34,707	$(1,070)	$1,070	$34,707	$3,232	$1,283	$(1,283)	$3,232

	Nine Months Ended May 31, 2015				Nine Months Ended May 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company & Subsidiaries
Net sales	$1,441,403	$1,002,092	$(435,017)	$2,008,478	$1,864,606	$1,246,280	$(661,183)	$2,449,703

Costs and expenses:
Costs of goods sold (exclusive of depreciation and amortization)	1,301,330	875,390	(435,017)	1,741,703	1,707,098	1,137,538	(661,183)	2,183,453
Selling, general and administrative expenses	18,759	105,310	—	124,069	19,205	105,664	—	124,869
Depreciation and amortization expenses	25,108	6,213	—	31,321	15,812	5,517	—	21,329

	1,345,197	986,913	(435,017)	1,897,093	1,742,115	1,248,719	(661,183)	2,329,651

Operating income (loss)	96,206	15,179	—	111,385	122,491	(2,439)	—	120,052

Other income (expense):
Interest expense, net	(19,218)	(711)	—	(19,929)	(18,976)	(724)	—	(19,700)
Other, net	(3,103)	39	—	(3,064)	(2,538)	236	—	(2,302)
Equity in net income (loss) of subsidiaries	8,844	—	(8,844)	—	(1,793)	—	1,793	—

	(13,477)	(672)	(8,844)	(22,993)	(23,307)	(488)	1,793	(22,002)

Income (loss) before income tax expense (benefit)	82,729	14,507	(8,844)	88,392	99,184	(2,927)	1,793	98,050
Income tax expense (benefit)	28,805	5,663	—	34,468	39,369	(1,134)	—	38,235

Net income (loss)	$53,924	$8,844	$(8,844)	$53,924	$59,815	$(1,793)	$1,793	$59,815

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statements of Cash Flows

(in thousands)

	Nine Months Ended May 31, 2015				Nine Months Ended May 31, 2014
	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries	United Refining Company	Guarantors	Eliminations	United Refining Company and Subsidiaries
Net cash provided by (used in) operating activities	$123,127	$10,193	$—	$133,320	$(16,866)	$11,016	$—	$(5,850)

Cash flows from investing activities:
Additions to property, plant and equipment	(18,656)	(12,546)	—	(31,202)	(25,150)	(11,458)	—	(36,608)
Additions to amortizable intangible assets	—	(100)	—	(100)	—	—	—	—
Additions to deferred turnaround costs	(687)	(2,631)	—	(3,318)	(32,028)	(191)	—	(32,219)
Additions to deferred integrity and replacement costs	(28,630)	—	—	(28,630)	—	—	—	—
Proceeds from asset dispositions	5	2	—	7	56	2	—	58

Net cash used in investing activities	(47,968)	(15,275)	—	(63,243)	(57,122)	(11,647)	—	(68,769)

Cash flows from financing activities:
Dividends to preferred shareholder and common stockholder	(21,610)	—	—	(21,610)	(35,218)	—	—	(35,218)
Proceeds from issuance of long-term debt	—	—	—	—	—	1,426	—	1,426
Principal reductions of long-term debt	(455)	(790)	—	(1,245)	(706)	(794)	—	(1,500)
Distribution to parent under the tax sharing agreement	—	—	—	—	(2,593)	—	—	(2,593)

Net cash (used in) provided by financing activities	(22,065)	(790)	—	(22,855)	(38,517)	632	—	(37,885)

Net increase (decrease) in cash and cash equivalents	53,094	(5,872)	—	47,222	(112,505)	1	—	(112,504)
Cash and cash equivalents, beginning of year	79,356	19,681	—	99,037	141,386	17,151	—	158,537

Cash and cash equivalents, end of period	$132,450	$13,809	$—	$146,259	$28,881	$17,152	$—	$46,033

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

5.	Employee Benefit Plans

For the periods ended May 31, 2015 and 2014, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
	(in thousands)
Service cost	$157	$149	$470	$447
Interest cost on benefit obligation	1,213	1,312	3,638	3,934
Expected return on plan assets	(1,588)	(1,404)	(4,763)	(4,210)
Amortization and deferral of net loss	180	175	541	526

Net periodic benefit cost	$(38)	$232	$(114)	$697

	Other Post-Retirement Benefits
	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
	(in thousands)
Service cost	$(151)	$194	$(453)	$581
Interest cost on benefit obligation	(413)	518	(1,239)	1,554
Amortization and deferral of net loss	786	(465)	2,358	(1,395)

Net periodic benefit cost	$222	$247	$666	$740

As of May 31, 2015, $3,257,000 of contributions have been made to the Company pension plans for the fiscal year ending August 31, 2015.

The Company accrues post-retirement benefits other than pensions, during the years that the employees render the necessary service, of the expected cost of providing those benefits to an employee and the employee’s beneficiaries and covered dependents.

6.	Fair Value Measurements

The carrying values of all financial instruments classified as a current asset or a current liability approximate fair value because of the short maturity of these instruments. The fair value of marketable securities is determined by available market prices. The fair value exceeded the carrying value of the long term debt at May 31, 2015 and August 31, 2014 by $12,514,000 and $28,041,000, respectively.

7.	Put and Call Option Agreement

On April 8, 2015 (the “Execution Date”), the Company entered into a Put and Call Option Agreement with each of Enbridge Energy Limited Partnership (“Enbridge LP”) and Enbridge Pipelines Inc. (“Enbridge Inc.” and, together with Enbridge LP, the “Carriers”). The Put and Call Option Agreement entered into with Enbridge LP (the “U.S. Agreement”) is substantially similar to the Put and Call Option Agreement entered into with Enbridge

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

Inc. (the “Canadian Agreement” and, together with the U.S. Agreement, the “Put and Call Agreement”). The Put and Call Agreement was contemplated in that certain Letter Agreement, originally executed on July 31, 2014 and last amended on April 8, 2015 (the “Letter Agreement”), between the Company and the Carriers relating to approximately 88.85 miles of pipeline owned by the Carriers, which transports crude oil from Canada to the Company’s Kiantone Pipeline in West Seneca, New York, and serves the Company’s refinery in Warren, Pennsylvania (“Line 10”). The Letter Agreement related to the parties’ agreement concerning funding certain integrity and replacement costs for Line 10.

The Carriers own the pipeline facilities generally identified as Line 10, including real property interests through and under which Line 10 passes, the Carriers’ assignable permits related to the ownership and operation of Line 10, as well as personal property, contract rights, records and incidental rights held solely in connection with Line 10 (collectively, the “Assets”).

Pursuant to the Letter Agreement, the Company agreed to fund certain integrity costs necessary to maintain Line 10 (the “Integrity Costs”), by August 14, 2014, which aggregated $36 million for the calendar year 2014. The Carriers reconciled their actual expenses for the integrity maintenance as of June 30, 2015 and the Carriers will refund any excess payments made by the Company and the Company will fund the Carriers’ expenses in excess of the $36 million. Assuming the Company and the Carriers entered into a Put and Call Agreement on or before December 31, 2014, (as that date was extended) for each subsequent calendar year through the earlier of the expiration or closing of the purchase rights granted to the Company pursuant to the Put and Call Agreement, the Carriers will provide the Company with an invoice for the Integrity Costs for such calendar year (“Subsequent Year Integrity Costs”). The Carriers’ actual expenses with respect to the integrity maintenance will be reconciled against the Subsequent Year Integrity Costs similarly to the reconciliation for calendar year 2014.

In addition, the Company agreed to pay for half the cost of replacing certain portions of Line 10 in accordance with a plan agreed to between the Company Parties and the Carriers. The Company will pay 50% of the estimated expenses of the replacement project for each segment of Line 10 to be replaced (the “Replacement Costs”) within 30 days of its receipt of an invoice for the same, along with a project management fee of 2  1/4%. Each Carrier will initially fund the remaining 50% of the Replacement Costs during construction, provided that the Company will reimburse the Carriers for their actual cost of funds during the construction process. Once construction is complete and each replaced segment of Line 10 is put into service, and assuming the Company has not exercised its rights to purchase Line 10 pursuant to the Put and Call Agreement, the Company will repay the Carriers the 50% of the Replacement Costs they funded over a 10 year period.

Pursuant to the Put and Call Agreement, the Carriers granted the Company a right (the “Call Option”) to purchase all of the Assets and the Company granted the Carriers the right to put all the Assets to the Company (the “Put Option” and, together with the Call Option, the “Purchase Options”) subject to the terms and conditions of the Put and Call Agreement.

The Carrier’s Put Option is exercisable beginning on the date that is the earlier of (a) January 1, 2026 and (b) the date that is 30 days after the latest of (i) the date on which the Carriers give notice that the Line 10 replacement work performed pursuant to the Letter Agreement is sufficiently completed (as contemplated in the Call and Put Agreement) and (ii) the ninth (9th) anniversary of the Execution Date (the “Put Option Commencement Date”). The Put Option terminates on the date that is 24 months after either (a) the Put Option Commencement Date if such date is the first of a month or (b) the first day of the calendar month immediately following the Put Option Commencement Date if it is not the first day of the month (the “Put/Call Option Expiry Date”). The Company’s Call Option is exercisable at any time beginning on the Execution Date and ending on the Put/Call Option Expiry Date.

UNITED REFINING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

The purchase price of the Assets (the “Purchase Price”) shall be calculated as follows: the sum of (a) 70% of the book value of the Assets as of July 31, 2014 minus annual depreciation, (b) 100% of total replacement costs for any segment replacements on the Pipeline commenced by the Carrier, whether completed or ongoing on the date of Asset sale is consummated (the “Closing Date”), minus any of such expenses paid by the Company and (c) 100% of the total regulatory requirements costs for any regulatory work commenced by the Carrier, whether completed or ongoing at the Closing Date, minus any of such expenses paid by the Company. The Purchase Price shall be subject to adjustment pursuant to the Put and Call Agreement with respect to certain work ongoing at the Closing Date.

Among other customary conditions to closing, Carrier’s obligation to close the sale of the Assets is conditioned on the Company’s payment of all obligations outstanding pursuant to the Put and Call Agreement and the Letter Agreement. In addition, the sale of Assets pursuant to the U.S. Agreement shall close concurrently with the sale of the Assets pursuant to the Canadian Agreement.

The Company and the Carrier agreed that certain work must be undertaken in order to carve out portions of Line 10 in Canada from the Enbridge mainline system and allow it to operate independently. In the event any work is required to similarly separate the U.S. portion of Line 10 from the Enbridge mainline system (the “Carve-Out Work”), a plan to perform such Carve-Out Work that would result in expenses greater than $38.5 million will require the approval of the Company.

In the event any of the maintenance, regulatory requirement, or replacement work contemplated in the Letter Agreement or the Put and Call Agreement (collectively, the “Work”) is outstanding at the Closing Date, concurrently with the closing of the Asset sale, the Company and the Carriers will enter into an operating agreement (the “Operating Agreement”) pursuant to which the Carriers will provide certain operational and administrative services (the “Services”) while the Work is ongoing and complete such Work. As payment for the Services and completion of the Work, the Carriers shall be: (i) reimbursed for all expenses of providing the Services, (ii) paid a fixed fee of on an annual basis, which shall be subject to a 2% increase for each successive year following the first year of the Operating Agreement, and (ii) paid for all expenses of the Work not previously paid, as well as a 2.25% construction management fee.

The Put and Call Agreement may be terminated by the mutual consent of the Company and the Carriers and shall automatically terminate if neither Purchase Option is exercised prior to the Put/Call Option Expiry Date. Moreover, either the Company or a Carrier may terminate the Put and Call Agreement if a closing of the Asset sale shall not have occurred on or before December 31, 2028 assuming the terminating party is not then in breach of the Put and Call Agreement and if a party has breached a representation, such breach has not been cured within the time periods allotted by the Put and Call Agreement. Finally, the Company may terminate the Put and Call Agreement by notifying the Carriers to cease the replacement work contemplated in the Letter Agreement. The Company has assessed the accounting impact of the Put and Call Agreement and determined there is no impact until the time when it becomes probable that the Put or Call will be exercised.

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

Recent Developments

The Company continues to be impacted by the volatility in petroleum markets in fiscal 2015. NYMEX crude prices decreased $48 per barrel or 47% from August 31, 2014 to May 31, 2015. This decrease in crude price is reflected in decreased selling prices and subsequent net sales for the Company.

The lagged 3-2-1 crackspread is measured by the difference between the prices of crude oil contracts traded on the NYMEX for the preceding month to the prices of NYMEX gasoline and heating oil contracts in the current trading month. The Company uses a lagged crackspread as a margin indicator as it reflects the margin during the time period between the purchase of crude oil and its delivery to the refinery for processing. The lagged crackspread for the third quarter of fiscal 2015 was $28.68. Through July 2, 2015 the indicated lagged crackspread for the fourth quarter ending August 31, 2015 was $24.15, a $4.53 decrease from the average for the third quarter of fiscal 2015.

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

Retail Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales
Petroleum	$251,640	$368,495	$798,590	$1,044,956
Merchandise and other	69,100	68,069	199,972	198,092

Total Net Sales	320,740	436,564	998,562	1,243,048
Costs of goods sold	284,205	396,073	871,657	1,134,228
Selling, general and administrative expenses	35,963	35,643	104,978	105,363
Depreciation and amortization expenses	1,821	1,610	5,377	4,749

Segment Operating Income (Loss)	$(1,249)	$3,238	$16,550	$(1,292)

Retail Operating Data:
Petroleum sales (thousands of gallons)	92,917	97,416	275,099	286,546
Petroleum margin (a)	$18,711	$23,196	$75,652	$58,951
Petroleum margin ($/gallon) (b)	.2014	.2381	.2750	.2057
Merchandise and other margins	$17,825	$17,294	$51,254	$49,867
Merchandise margin (percent of sales)	25.8%	25.4%	25.6%	25.2%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)

Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended May 31, 2015 and 2014

Net Sales

Retail sales decreased during the fiscal quarter ended May 31, 2015 by $115.8 million or 26.5% from the comparable period in fiscal 2014 from $436.5 million to $320.7 million. The decrease was due to a $116.8 million decrease in petroleum sales offset by an increase in merchandise sales of $1.0 million. The petroleum sales decrease resulted from a 4.5 million gallon or a 4.6% decrease in retail petroleum volume and a 28.4% decrease in retail selling prices per gallon.

Costs of Goods Sold

Retail costs of goods sold decreased during the fiscal quarter ended May 31, 2015 by $111.9 million or 28.2% from the comparable period in fiscal 2014 from $396.1 million to $284.2 million. The decrease was primarily due to $114.8 million in petroleum purchase costs and $.2 million in freight costs offset by an increase of $.5 million in merchandise costs and fuel taxes of $2.6 million.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the fiscal quarters ended May 31, 2015 and 2014.

Comparison of Nine Months Ended May 31, 2015 and 2014

Net Sales

Retail sales decreased during the nine months ended May 31, 2015 by $244.4 million or 19.7% from the comparable period in fiscal 2014 from $1,243.0 million to $998.6 million. The decrease was primarily due to $246.3 million in petroleum sales, offset by an increase of $1.9 million in merchandise sales. The petroleum sales decrease resulted from a 20.4% decrease in retail selling prices per gallon and a 11.4 million gallon or 4.0% decrease in sales volume.

Costs of Goods Sold

Retail costs of goods sold decreased during the nine months ended May 31, 2015 by $262.6 million or 23.2% from the comparable period in fiscal 2014 from $1,134.2 million to $871.6 million. The decrease was primarily due to $271.3 million in petroleum purchase prices and freight costs of $.5 million, offset by an increase in fuel taxes of $8.7 million, and .$5 million in merchandise.

Selling, General and Administrative Expenses

Retail Selling, General and Administrative (“SG&A”) expenses remained relatively constant during the nine months ended May 31, 2015 and 2014.

Wholesale Operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
	(dollars in thousands)
Net Sales (a)	$282,137	$347,705	$1,009,916	$1,206,655
Costs of goods sold (exclusive of depreciation, amortization)	201,701	326,254	870,046	1,049,225
Selling, general and administrative expenses	6,110	6,299	19,091	19,506
Depreciation and amortization expenses	8,623	5,589	25,944	16,580

Segment Operating Income	$65,703	$9,563	$94,835	$121,344

Key Wholesale Operating Statistics:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Refinery Product Yield (thousands of barrels)
Gasoline and gasoline blendstock	2,421	1,393	7,613	6,525
Distillates	1,306	855	3,937	3,492
Asphalt	1,698	1,104	5,286	4,791
Butane, propane, residual products, internally produced fuel and other (“Other”)	682	682	1,896	1,872

Total Product Yield	6,107	4,034	18,732	16,680

% Heavy Crude Oil of Total Refinery Throughput (b)	61%	60%	61%	61%
Crude throughput (thousand barrels per day)	61.0	39.7	62.5	55.7

Product Sales (thousand of barrels) (a)
Gasoline and gasoline blendstock	1,430	1,198	4,598	3,983
Distillates	1,017	693	3,201	2,661
Asphalt	1,639	1,272	4,746	4,498
Other	146	123	499	588

Total Product Sales Volume	4,232	3,286	13,044	11,730

Product Sales (dollars in thousands) (a)
Gasoline and gasoline blendstock	$105,247	$144,216	$361,379	$459,110
Distillates	82,421	91,413	293,101	351,590
Asphalt	91,104	105,673	337,626	360,272
Other	3,365	6,403	17,810	35,683

Total Product Sales	$282,137	$347,705	$1,009,916	$1,206,655

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended May 31, 2015 and 2014

Net Sales

Wholesale sales decreased during the three months ended May 31, 2015 by $65.6 million or 18.9% from the comparable period in fiscal 2014 from $347.7 million to $282.1 million. The decrease was due primarily to a 37.0% decrease in wholesale prices offset by an increase of 28.8% in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the three months ended May 31, 2015 by $124.6 million or 38.2% from the comparable period in fiscal 2014 from $326.3 million to $201.7 million. The decrease in wholesale costs of goods sold during this period was primarily due to a decrease in cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the three months ended May 31, 2015 and 2014.

Depreciation and Amortization

Depreciation, amortization increased during the three months ended May 31, 2015 by $3.0 million for the comparable period for fiscal 2014 from $5.6 million to $8.6 million. The increase was primarily due to increases of $1.5 million in turnaround cost amortization and $1.5 million in amortization of integrity and replacement costs.

Comparison of Nine Months Ended May 31, 2015 and 2014

Wholesale sales decreased during the nine months ended May 31, 2015 by $196.8 million or 16.3% from the comparable period in fiscal 2014 from $1,206.7 million to $1,009.9 million. The decrease was due to a 24.8% decrease in wholesale prices offset by an 11.2% increase in wholesale volume.

Costs of Goods Sold (exclusive of depreciation and amortization)

Wholesale costs of goods sold decreased during the nine months ended May 31, 2015 by $179.2 million or 17.1% from the comparable period in fiscal 2014 from $1,049.2 million to $870.0 million. The decrease in wholesale costs of goods sold was primarily due to a decrease in the cost of raw materials.

Selling, General and Administrative Expenses

Wholesale SG&A expenses remained relatively constant during the nine months ended May 31, 2015 and 2014.

Depreciation and Amortization

Depreciation, amortization increased during the nine months ended May 31, 2015 by $9.4 million for the comparable period for fiscal 2014 from $16.5 million to $25.9 million. The increase was primarily due to increases of $4.7 million in turnaround cost amortization and $4.7 million in amortization of integrity and replacement costs.

Consolidated Expenses:

Interest Expense, net

Net interest expense (interest expense less interest income) remained relatively constant during the three and nine months ended May 31, 2015 and 2014.

Income Tax Expense

The Company’s effective tax rate remained approximately 39% for the three and nine months ended May 31, 2015 and 2014.

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

The following table summarizes selected measures of liquidity and capital sources (in thousands):

May 31, 2015
Cash and cash equivalents	$146,259
Working capital	$341,010
Current ratio	4.3
Debt	$239,486

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

Significant Uses of Cash

The changes in cash for the nine months ended May 31, 2015 are described below.

The cash used in working capital is shown below:

Nine Months Ended May 31, 2015
(in millions)
Cash used in working capital items:
Prepaid expense decrease	$45.2
Accounts receivable decrease	17.7
Prepaid income taxes decrease	13.7
Income taxes payable increase	7.6
Accrued liabilities increase	3.3
Sales, use and fuel taxes payable increase	3.2
Inventory increase	(37.5)
Accounts payable decrease	(19.5)
Refundable income taxes increase	(4.9)
Amounts due from affiliated companies, net	(1.2)

Total change	$27.6

Available cash on hand increased by $47.2 million. Other cash uses included:

•	Fund operating activities used in working capital items of $27.6 million

•	Fund capital expenditures and deferred turnaround costs of $34.5 million

•	Dividends to preferred shareholder and common stockholder of $21.6 million

•	Scheduled long-term debt repayments of $1.2 million

•	Fund deferred integrity and replacement costs of $28.6 million

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $6.0 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in these maintenance and non-discretionary capital expenditures during fiscal year 2015 at this time.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Amended and Restated Revolving Credit Facility of $175,000,000. This provides the Company with flexibility relative to its cash flow requirements in light of market fluctuations, particularly involving crude oil prices and seasonal business cycles and will assist the Company in meeting its working capital, ongoing capital expenditure needs and for general corporate purposes. The agreement expires on November 29, 2017. Under the Amended and Restated Revolving Credit Facility, the applicable margin is calculated on the average unused availability as follows: (a) for base rate borrowing, at the greater of the Agent Bank’s prime rate or the Federal Funds Open Rate plus .75%; or the Daily LIBOR rate plus 2.75%; plus an applicable margin of 0% to .5%; (b) for euro-rate based borrowings, at the LIBOR Rate plus an applicable margin of 2.25% to 3.25%. The Agent Bank’s prime rate at May 31, 2015 was 3.25%.

The Amended and Restated Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable and inventory. Until maturity, we may borrow on a borrowing base formula as set forth in the facility. We had standby letters of credit of $8.8 million as of May 31, 2015 and there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility resulting in net availability of $166.2 million. As of July 15, 2015, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility and there were standby letters of credit in the amount of $8.8 million, resulting in a net availability of $166.2 million and the Company had full access to it. The Company’s working capital ratio was 4.3 as of May 31, 2015.

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

The Company uses its Amended and Restated Revolving Credit Facility to finance a portion of its operations. This on-balance sheet financial instrument, to the extent it provides for variable rates, exposes the Company to interest rate risk resulting from changes in the Agent Bank’s Prime rate, the Federal Funds or LIBOR rate. As of July 15, 2015, there were no outstanding borrowings under the Amended and Restated Revolving Credit Facility.

From time to time, the Company uses derivatives to reduce its exposure to fluctuations in crude oil purchase costs and refining margins. Derivative products, specifically crude oil option contracts and crack spread option contracts are used to hedge the volatility of these items. The Company accounts for changes in the fair value of its contracts by marking them to market and recognizing any resulting gains or losses in its Consolidated Statements of Income. There has been no derivative activity in fiscal 2015.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors disclosed in the Form 10-K for the year ended August 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 10.1	Put and Call Option Agreement between United Refining Company and Enbridge Energy Limited Partnership

Exhibit 10.2	Put and Call Option Agreement between United Refining Company and Enbridge Pipelines Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive XBRL Data

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 15, 2015

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President Finance